Form 10-K/A
period 2000-12-31
MELLON AUTO GRANTOR TRUST 2000-1
filed 2001-05-23
CIK 1109674

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A

[X] ______ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ___ for ___ the ___ period from ___ March 20, 2000 (Commencement of Operations) to December 31, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


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

                                   Page 1 of 5
             This report consists 10 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

MELLON AUTO RECEIVABLES CORPORATION
MELLON AUTO GRANTOR TRUST 2000-1
-----------------------------------------------------------------------

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

(b) ___ Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

      Current Reports ___ on Form 8-K, ___ dated ___ October 16, 2000, November 15, 2000, and December 15, 2000, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).


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


                                    THE CHASE MANHATTAN BANK, not in its
                                    individual capacity but solely as Collateral
                                    Agent under the Agreement referred to herein



Date:  May 23, 2001                 By: /s/ Patricia M.F. Russo
                                    -----------------------------
                                    Patricia M.F. Russo
                                    Vice President

                                  EXHIBIT INDEX

Exhibit     Description                                         Page

 99.1       Servicer's Annual Statement of Compliance              6
            and Officers' Certification

 99.2       Servicer's Annual Independent Accountant's Report      9

                                  EXHIBIT 99.1

                Servicer's Annual Statement of Compliance and Officers' Certification

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149



March 16, 2001

                     MANAGEMENT REPORT

As of and for the year ended December 31, 2000, Mellon Bank, N.A. has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., III.3., III.4., III.6., IV. 1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Auto Grantor Trust 1999-1 and Mellon Auto Grantor Trust 2000-1. As of and for this same period, Mellon Bank, N.A. had in effect a fidelity bond and errors and omissions policy in the amount of $300,000,000.



/s/ Patrick Rryan
Patrick Ryan
First Vice President
Retail Products Operations


/s/ Joan W. Bird
Joan W. Bird
First Vice President
Operations Management


/s/ Philip K. Hamm
Philip K. Hamm
Senior Vice President
Consumer Lending


/s/ Lisa B. Binder
Lisa B. Binder
Senior Vice President
Consumer Financial Services

Mellon Bank
Loan Servicing Division
P.O. Box 149
Pittsburgh, PA  15230-0149



                     OFFICER'S CERTIFICATE

                        MELLON BANK, N.A.

              MELLON AUTO GRANTOR TRUST 2000-1

The undersigned, Patrick Ryan, a First Vice President of Mellon Bank, N.A., pursuant to Section 3.10 of the Pooling and Servicing Agreement, dated as of March 1, 2000, by and among Mellon Auto Receivables Corporation, as Depositor (the "Depositor"), Mellon Bank, N.A., as Seller and Master Servicer, Norwest Bank Minnesota, N.A., as Trustee, and the Chase Manhattan Bank, as Collateral Agent, does hereby certify as follows:


     1. The undersigned is an officer of Mellon Bank, N.A. who is duly authorized to execute and deliver this Officer's Certificate to the Depositor and Trustee pursuant to the Agreement.


     2. A review of the activities of Mellon Bank, N.A. during the year ended December 31, 2000, with regard to its performance under the Agreement has been conducted under the supervision of the undersigned.


     3. To the best knowledge of the undersigned, Mellon Bank, N.A. has fulfilled its obligations under the Agreement throughout such year, and is not in default in the performance, observance or fulfillment of or compliance with any of the terms, provisions, covenants and condition of the Agreement.



                 IN WITNESS WHEREOF, the undersigned has executed this Officer's Certificate this 16th day of March, 2001.

                                MELLON BANK, N.A. as Master Servicer


                              By: /s/ Patrick Ryan
                               Name: Patrick Ryan
                                Title: First Vice President

                                  EXHIBIT 99.2

               Servicer's Annual Independent Accountant's Report

KPMG
One Mellon Bank Center                                  Telephone  412.391.9710
Pittsburgh, PA  15219                                   Fax  412.391.8963

INDEPENDENT ACCOUNTANTS' REPORT

Mellon Auto Grantor Trusts 1999-1 and 2000-1 c/o Norwest Bank Minnesota, National Association, as Trustee:


We have examined management's assertion about Mellon Bank, N.A.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4., I11.3., III.4., III.6.,
IV. 1., V.2., V.3., and V.4., which management of Mellon Bank, N.A. has interpreted as being inapplicable to the servicing of the automobile loans held by Mellon Auto Grantor Trust 1999-1 and 2000-1, as of and for the year ended December 31, 2000, included in the accompanying Management Report. Management is responsible for Mellon Bank, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Mellon Bank, N.A.'s compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Mellon Bank, N,A.'s compliance with the aforementioned minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Mellon Bank, N.A.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Mellon Bank, N.A. has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


/s/ KPMG, LLP

March 16, 2001